Form 10-K
period 1996-12-31
MEGO MORTGAGE FHA TITLE I LOAN TRUST 1996-2
filed 1997-03-10
CIK 1021134

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)
[ x  ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of      1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1996

                                      or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act         of     1934 [Fee Required]
For the transition period from                 to

Commission file Number 33-99018

FINANCIAL ASSET SECURITIES CORP., (as depositor under the Pooling and Servicing Agreement, dated as of August 1, 1996, providing for the issuance of Financial Asset Securities Corp., Mego Mortgage FHA Title I Loan Trust 1996-2, FHA Title I Loan Asset-Backed Certificates, Series 1996-
2)
(Exact name of registrant as specified in its charter)

              Delaware                                  41-1849055
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.

600 Steamboat Road
Greenwich, Connecticut                                   06830
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:     (203) 625-2700

          Securities registered pursuant to Section 12(g) of the Act:
MEGO MORTGAGE FHA TITLE I LOAN ASSET-BACKED
CERTIFICATES, SERIES 1996-2 CLASS A AND CLASS S
              (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 x  Yes           No


                     DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

       FORMS 8-K DATED  SEPTEMBER 25, 1996;  OCTOBER 25, 1996;
       NOVEMBER 25, 1996;  DECEMBER 26, 1996

                                    PART I

Item 3. Legal Proceedings
       There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
       1. Number of Certificateholders of record as of the end of the reporting year:
              There were two Certificateholders of record as of the end of the reporting year. They are:

                     Class A:      Cede & Co.
                     Class S:      Mego Mortgage Corp.

       2.     Principal market in which the Certificates are traded:
              The Certificates are not traded on any public market.

       3.     Aggregate Principal and Interest distributed on the certificates:

              For the period commencing August 1, 1996 and ending
              December 31, 1996, the following amounts were distributed to the Certificateholders:

              Principal            Interest
              $2,433,901.00        $1,317,764.79


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
       FOR THE PERIOD ENDING DECEMBER 31, 1996

Mego Mortgage FHA Title I Loan Asset-Backed Certificates Series 1996-2
              Summary of Principal and Interest Distributions

              Date                 Principal            Interest
              09/25/96             $  546,292.71        $  334,906.73
              10/25/96             $  472,846.60        $  331,276.90
              11/25/96             $  708,751.71        $  328,165.43
              12/26/96             $  706,009.98        $  323,415.73
              Total                $2,433,901.00        $1,317,764.79

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   (Registrant)           FINANCIAL ASSET SECURITIES CORPORATION

   (Printed Name, Title)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) /s/   Lynn Steiner, Assistant Vice President

   (Printed Name, Title)       Lynn Steiner, Assistant Vice President

Date                           March 4, 1997