Form 10-K
period 1997-12-31
MEGO MORTGAGE FHA TITLE I LOAN TRUST 1996-2
filed 1998-03-27
CIK 1021134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
[ x  ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 	1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1997

or

[    ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act 	of 	1934 [Fee Required]
For the transition period from                 to

Commission file Number 33-99018

FINANCIAL ASSET SECURITIES CORP., (as depositor under the Pooling and

Servicing Agreement, dated as of August 1, 1996, providing for the issuance of Financial Asset Securities Corp., Mego Mortgage FHA Title I Loan
Trust 1996-2, FHA Title I Loan Asset-Backed Certificates, Series 1996-2) (Exact name of registrant as specified in its charter)

              Delaware             		 		41-1849055
(State or other jurisdiction			 		(I.R.S. Employer
of incorporation or organization)				 Identification No.

600 Steamboat Road
Greenwich, Connecticut					 06830
(Address of Principal Executive Offices)			 (Zip Code)

Registrant's telephone number, including area code:	(203) 625-2700

Securities registered pursuant to Section 12(g) of the Act:
MEGO MORTGAGE FHA TITLE I LOAN ASSET-BACKED CERTIFICATES,
SERIES 1996-2 CLASS A AND CLASS S
		(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required tobe filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

	FORMS 8-K DATED  JANUARY 27, 1997; FEBRUARY 25, 1997;
	MARCH 25, 1997; APRIL 25, 1997; MAY 27, 1997; JUNE 25, 1997;
	JULY 25, 1997; AUGUST 25, 1997; SEPTEMBER 25, 1997;
	OCTOBER 27, 1997;  NOVEMBER 25, 1997;  DECEMBER 26, 1997

PART I

Item 3. Legal Proceedings
	There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
	There were no matters submitted to a vote of the Security Holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
	1.	Number of Certificateholders of record as of the end of the
		reporting year:
		There were two Certificateholders of record as of the end of the reporting year. They are:

			Class A:	Cede & Co.
			Class S:	Mego Mortgage Corp.

	2.	Principal market in which the Certificates are traded:
		The Certificates are not traded on any public market.

	3.	Aggregate Principal and Interest distributed on the certificates:

		For the period commencing January 1, 1997 and ending December 31, 1997, the following amounts were distributed to the Certificateholders:

		Principal		Interest
		$9,826,010.63	$3,476,592.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

	There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
	FOR THE PERIOD ENDING DECEMBER 31, 1997

Mego Mortgage FHA Title I Loan Asset-Backed Certificates Series 1996-2
		Summary of Principal and Interest Distributions

		Date			Principal		Interest
		01/27/97		$   522,152.51	$  318,611.46
		02/25/97		$   511,501.49	$  315,051.61
		03/25/97		$   730,027.69	$  311,470.35
		04/25/97		$   729,658.65	$  306,442.86
		05/27/97		$1,144,170.47	$  301,195.57
		06/25/97		$   972,986.71	$  293,185.01
		07/25/97		$   759,538.43	$  286,488.34
		08/25/97		$   924,753.77	$  281,265.39
		09/25/97		$   847,965.90	$  274,819.04
		10/27/97		$   899,036.54	$  268,911.26
		11/25/97		$   913,924.53	$  262,754.53
		12/26/97		$   870,293.94	$  256,396.65
		Total			$9,826,010.63	$3,476,592.07

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

By (Signature and Title) /s/   Mark LeMay, Vice President

   (Printed Name, Title)       Mark LeMay, Vice President

Date                           March 24, 1998